Form 10-K
period 2024-12-31
BANK5 Trust 2024-5YR6
filed 2025-03-13
CIK 2017898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-258342-04

Central Index Key Number of the issuing entity: 0002017898

BANK5 Trust 2024-5YR6

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4315780 38-4315781 38-7329920 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 834-5467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ☒                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Kenwood Towne Centre Mortgage Loan, the Jordan Creek Town Center Mortgage Loan, the Galleria at Tyler Mortgage Loan and the Respara Mortgage Loan, which constituted approximately 7.1%, 6.2%, 6.1% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Kenwood Towne Centre Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Jordan Creek Town Center Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Galleria at Tyler Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity and (d) with respect to the Respara Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Kenwood Towne Centre Mortgage Loan, the Jordan Creek Town Center Mortgage Loan, the Galleria at Tyler Mortgage Loan and the Respara Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Tysons Corner Center Mortgage Loan, which constituted approximately 0.2% of the asset pool of the issuing entity as of its cut-off date.  The Tysons Corner Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Tysons Corner Center Mortgage Loan and nineteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the TYSN 2023-CRNR Mortgage Trust transaction (the “TYSN 2023-CRNR Transaction”). This loan combination, including the Tysons Corner Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the TYSN 2023-CRNR Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 11755 Wilshire Mortgage Loan, which constituted approximately 1.9% of the asset pool of the issuing entity as of its cut-off date.  The 11755 Wilshire Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 11755 Wilshire Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BANK5 2024-5YR5 transaction, Commission File Number 333-259741-07 (the “BANK5 2024-5YR5 Transaction”). This loan combination, including the 11755 Wilshire Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR5 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan, which constituted approximately 6.4% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Western Digital Milpitas Campus Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Staten Island Mall Mortgage Loan, ten other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BBCMS Mortgage Trust 2024-5C25 transaction, Commission File Number 333-257737-13 (the “BBCMS 2024-5C25 Transaction”). These loan combinations, including the Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-5C25 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Casa Cipriani Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The Casa Cipriani Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Casa Cipriani Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2024-V6 Mortgage Trust transaction, Commission File Number 333-261764-03 (the “Benchmark 2024-V6 Transaction”). This loan combination, including the Casa Cipriani Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V6 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 11755 Wilshire Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of certain mortgage loans serviced under the Pooling and Servicing Agreement, the Jordan Creek Town Center Mortgage Loan, the Galleria at Tyler Mortgage Loan, the Western Digital Milpitas Campus Mortgage Loan, the Casa Cipriani Mortgage Loan and the Staten Island Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Casa Cipriani Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Western Digital Milpitas Campus Mortgage Loan, the Staten Island Mall Mortgage Loan, the Casa Cipriani Mortgage Loan, the 11755 Wilshire Mortgage Loan and the Tysons Corner Center Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the 11755 Wilshire Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the Staten Island Mall Mortgage Loan and the Western Digital Milpitas Campus Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for 3650 REIT Loan Servicing LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because 3650 REIT Loan Servicing LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of 3650 REIT Loan Servicing LLC because 3650 REIT Loan Servicing LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the Western Digital Milpitas Campus Mortgage Loan, the Casa Cipriani Mortgage Loan and the Staten Island Mall Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Kenwood Towne Centre Mortgage Loan, the Jordan Creek Town Center Mortgage Loan, the Galleria at Tyler Mortgage Loan, the Respara Mortgage Loan, the Tysons Corner Center Mortgage Loan, the 11755 Wilshire Mortgage Loan, the Western Digital Milpitas Campus Mortgage Loan, the Staten Island Mall Mortgage Loan and the Casa Cipriani Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the TYSN 2023-CRNR Transaction, the pooling and servicing agreement for the BANK5 2024-5YR5 Transaction, the pooling and servicing agreement for the BBCMS 2024-5C25 Transaction and the pooling and servicing agreement for the Benchmark 2024-V6 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Kenwood Towne Centre Mortgage Loan, the Jordan Creek Town Center Mortgage Loan, the Galleria at Tyler Mortgage Loan, the Respara Mortgage Loan, , the Tysons Corner Center Mortgage Loan, the 11755 Wilshire Mortgage Loan, the Western Digital Milpitas Campus Mortgage Loan, the Staten Island Mall Mortgage Loan and the Casa Cipriani Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 11755 Wilshire Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Tysons Corner Center Mortgage Loan, the 11755 Wilshire Mortgage Loan, the Western Digital Milpitas Campus Mortgage Loan, the Staten Island Mall Mortgage Loan and the Casa Cipriani Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Tysons Corner Center Mortgage Loan, the 11755 Wilshire Mortgage Loan, the Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Berkadia Commercial Mortgage LLC as primary servicer of the Tysons Corner Center Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan and K-Star Asset Management LLC as special servicer of the 11755 Wilshire Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Berkadia Commercial Mortgage LLC as primary servicer of the Tysons Corner Center Mortgage Loan, Situs Holdings, LLC as special servicer of the Tysons Corner Center Mortgage Loan, K-Star Asset Management LLC as special servicer of the 11755 Wilshire Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 23, 2024 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Tysons Corner Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the TYSN 2023-CRNR Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the TYSN 2023-CRNR Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the TYSN 2023-CRNR Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 11755 Wilshire Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK5 2024-5YR5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK5 2024-5YR5 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK5 2024-5YR5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Western Digital Milpitas Campus Mortgage Loan and the Staten Island Mall Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2024-5C25 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2024-5C25 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2024-5C25 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Casa Cipriani Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2024-V6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2024-V6 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2024-V6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

 4.1          Pooling and Servicing Agreement, dated as of May 1, 2024, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of December 12, 2023, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Berkadia Commercial Mortgage LLC, as Master Servicer, Situs Holdings, LLC, as Special Servicer, and Computershare Trust Company, National Association , as Trustee, Certificate Administrator, Paying Agent and Custodian (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of February 1, 2024, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, K-Star Asset Management LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of March 1, 2024, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of March 1, 2024, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.6           Co-Lender Agreement, dated as of February 9, 2024, by and among Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder and Initial Note A-1-4 Holder, Goldman Sachs Bank USA, as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder and Initial Note A-2-3 Holder, and Société Générale Financial Corporation, as Initial Note A-3-1 Holder,  Initial Note A-3-2 Holder and Initial Note A-3-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of February 27, 2024, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder and Note A-4 Holder, JPMorgan Chase Bank, National Association, as Note A-5 Holder, Note A-6 Holder and Note A-7 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of February 1, 2024, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder, Barclays Capital Real Estate Inc., as Initial Note A-9 Holder, Initial Note A-10 Holder and Initial Note A-11 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of December 13, 2023, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-1-3 Holder, Deutsche Bank AG, New York Branch as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder and Initial Note A-2-3 Holder, and Société Générale Financial Corporation, as Initial Note A-3-1 Holder, Initial Note A-3-2 Holder and Initial Note A-3-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of February 6, 2024, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of January 18, 2024, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder and Note A-4 Holder, Barclays Capital Real Estate Inc., as Note A-5 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder, and Wells Fargo Bank, National Association, as Note A-9 Holder, Note A-10 Holder, Note A-11 Holder and Note A-12 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of February 23, 2024, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, and Argentic Real Estate Finance 2 LLC, as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of January 17, 2024, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of December 12, 2023, between Deutsche Bank AG, New York Branch, as an Initial Note A Holder, Bank of Montreal, as an Initial Note A Holder, JPMorgan Chase Bank, National Association, as an Initial Note A Holder, and Goldman Sachs Bank USA, as an Initial Note A Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         CoreLogic Solutions, LLC, as Servicing Function Participant

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.8         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.1)

33.9         LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.2)

33.10       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.4)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.5)

33.13       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.6)

33.14       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.1)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.7)

33.16       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.2)

33.17       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.5)

33.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.6)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.1)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.7)

33.23       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.2)

33.24       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 33.5)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Center Mortgage Loan (see Exhibit 33.6)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan (see Exhibit 33.1)

33.29       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 33.2)

33.30       Computershare Trust Company, National Association, as Trustee of the Respara Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Computershare Trust Company, National Association, as Custodian of the Respara Mortgage Loan (see Exhibit 33.4)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Respara Mortgage Loan (see Exhibit 33.5)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Respara Mortgage Loan (see Exhibit 33.6)

33.34       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 33.4)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan (see Exhibit 33.1)

33.39       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Trustee of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Custodian of the 11755 Wilshire Mortgage Loan (see Exhibit 33.4)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the 11755 Wilshire Mortgage Loan (see Exhibit 33.5)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11755 Wilshire Mortgage Loan (see Exhibit 33.6)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 33.7)

33.45       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan

33.46       Computershare Trust Company, National Association, as Trustee of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital Milpitas Campus Mortgage Loan

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 33.7)

33.50       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 33.45)

33.51       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 33.48)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 33.7)

33.55       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 33.2)

33.56       Computershare Trust Company, National Association, as Trustee of the Casa Cipriani Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Computershare Trust Company, National Association, as Custodian of the Casa Cipriani Mortgage Loan (see Exhibit 33.4)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Casa Cipriani Mortgage Loan (see Exhibit 33.48)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         CoreLogic Solutions, LLC, as Servicing Function Participant

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.8         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.1)

34.9         LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.2)

34.10       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.4)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.5)

34.13       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.6)

34.14       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.1)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.7)

34.16       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.2)

34.17       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.5)

34.20       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.6)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.1)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.7)

34.23       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.2)

34.24       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 34.5)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Center Mortgage Loan (see Exhibit 34.6)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan (see Exhibit 34.1)

34.29       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 34.2)

34.30       Computershare Trust Company, National Association, as Trustee of the Respara Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Computershare Trust Company, National Association, as Custodian of the Respara Mortgage Loan (see Exhibit 34.4)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Respara Mortgage Loan (see Exhibit 34.5)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Respara Mortgage Loan (see Exhibit 34.6)

34.34       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 34.4)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan (see Exhibit 34.1)

34.39       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Trustee of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Custodian of the 11755 Wilshire Mortgage Loan (see Exhibit 34.4)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the 11755 Wilshire Mortgage Loan (see Exhibit 34.5)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11755 Wilshire Mortgage Loan (see Exhibit 34.6)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 34.7)

34.45       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan

34.46       Computershare Trust Company, National Association, as Trustee of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital Milpitas Campus Mortgage Loan

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 34.7)

34.50       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 34.45)

34.51       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 34.48)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 34.7)

34.55       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 34.2)

34.56       Computershare Trust Company, National Association, as Trustee of the Casa Cipriani Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Computershare Trust Company, National Association, as Custodian of the Casa Cipriani Mortgage Loan (see Exhibit 34.4)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Casa Cipriani Mortgage Loan (see Exhibit 34.48)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.4)

35.9         LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.4)

35.12       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan (see Exhibit 35.1)

35.14       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 35.2)

35.15       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan (see Exhibit 35.1)

35.18       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 35.4)

35.20       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 35.4)

35.22       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 35.4)

35.24       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 35.2)

99.1         Mortgage Loan Purchase Agreement, dated as of April 19, 2024, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of April 19, 2024, between Morgan Stanley Mortgage Capital Holdings LLC and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of April 19, 2024, between Wells Fargo Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of April 19, 2024, between Bank of America, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

99.5         Primary Servicing Agreement, dated as May 1, 2024, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer, and Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on April 23, 2024 under Commission File No. 333-258342-04 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp.
(Depositor)

/s/ Kunal K. Singh

Kunal K. Singh, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 13, 2025