Form 10-K
period 2025-12-31
BANK5 Trust 2024-5YR6
filed 2026-03-17
CIK 2017898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the 11755 Wilshire Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the 11755 Wilshire Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the 11755 Wilshire Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         LNR Partners, LLC, as Special Servicer

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.10      Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.11        LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.3)

33.12       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 33.7)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.17      Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.8)

33.19       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.3)

33.20       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 33.7)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.25      Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.8)

33.27       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 33.3)

33.28       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 33.6)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Center Mortgage Loan (see Exhibit 33.7)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.33      Trimont LLC, as Primary Servicer of the Respara Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.34       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 33.3)

33.35       Computershare Trust Company, National Association, as Trustee of the Respara Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Computershare Trust Company, National Association, as Custodian of the Respara Mortgage Loan (see Exhibit 33.5)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Respara Mortgage Loan (see Exhibit 33.6)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Respara Mortgage Loan (see Exhibit 33.7)

33.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 33.5)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44      Trimont LLC, as Primary Servicer of the 11755 Wilshire Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Trustee of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the 11755 Wilshire Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the 11755 Wilshire Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11755 Wilshire Mortgage Loan (see Exhibit 33.7)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 33.8)

33.51       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan

33.52       Computershare Trust Company, National Association, as Trustee of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 33.5)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital Milpitas Campus Mortgage Loan

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 33.8)

33.56       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 33.51)

33.57       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 33.5)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 33.54)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 33.8)

33.61       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 33.3)

33.62       Computershare Trust Company, National Association, as Trustee of the Casa Cipriani Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Computershare Trust Company, National Association, as Custodian of the Casa Cipriani Mortgage Loan (see Exhibit 33.5)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Casa Cipriani Mortgage Loan (see Exhibit 33.54)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         LNR Partners, LLC, as Special Servicer

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.10      Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.11        LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.3)

34.12       Computershare Trust Company, National Association, as Trustee of the Kenwood Towne Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Computershare Trust Company, National Association, as Custodian of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Kenwood Towne Centre Mortgage Loan (see Exhibit 34.7)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.17      Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.8)

34.19       LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.3)

34.20       Computershare Trust Company, National Association, as Trustee of the Jordan Creek Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Computershare Trust Company, National Association, as Custodian of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Jordan Creek Town Center Mortgage Loan (see Exhibit 34.7)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.25      Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.8)

34.27       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 34.3)

34.28       Computershare Trust Company, National Association, as Trustee of the Galleria at Tyler Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Galleria at Tyler Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Galleria at Tyler Mortgage Loan (see Exhibit 34.6)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Galleria at Tyler Center Mortgage Loan (see Exhibit 34.7)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.33      Trimont LLC, as Primary Servicer of the Respara Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.34       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 34.3)

34.35       Computershare Trust Company, National Association, as Trustee of the Respara Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Computershare Trust Company, National Association, as Custodian of the Respara Mortgage Loan (see Exhibit 34.5)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Respara Mortgage Loan (see Exhibit 34.6)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Respara Mortgage Loan (see Exhibit 34.7)

34.39       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Computershare Trust Company, National Association, as Trustee of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Computershare Trust Company, National Association, as Custodian of the Tysons Corner Center Mortgage Loan (see Exhibit 34.5)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44      Trimont LLC, as Primary Servicer of the 11755 Wilshire Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Trustee of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the 11755 Wilshire Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the 11755 Wilshire Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 11755 Wilshire Mortgage Loan (see Exhibit 34.7)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 34.8)

34.51       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan

34.52       Computershare Trust Company, National Association, as Trustee of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 34.5)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Western Digital Milpitas Campus Mortgage Loan

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 34.8)

34.56       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 34.51)

34.57       Computershare Trust Company, National Association, as Trustee of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the Staten Island Mall Mortgage Loan (see Exhibit 34.5)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Staten Island Mall Mortgage Loan (see Exhibit 34.54)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 34.8)

34.61       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 34.3)

34.62       Computershare Trust Company, National Association, as Trustee of the Casa Cipriani Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Computershare Trust Company, National Association, as Custodian of the Casa Cipriani Mortgage Loan (see Exhibit 34.5)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Casa Cipriani Mortgage Loan (see Exhibit 34.54)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         LNR Partners, LLC, as Special Servicer

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7        Trimont LLC, as Primary Servicer of the Kenwood Towne Centre Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         LNR Partners, LLC, as Special Servicer of the Kenwood Towne Centre Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10      Trimont LLC, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.5)

35.12        LNR Partners, LLC, as Special Servicer of the Jordan Creek Town Center Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14      Trimont LLC, as Primary Servicer of the Galleria at Tyler Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.5)

35.16       LNR Partners, LLC, as Special Servicer of the Galleria at Tyler Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Respara Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.18      Trimont LLC, as Primary Servicer of the Respara Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.19       LNR Partners, LLC, as Special Servicer of the Respara Mortgage Loan (see Exhibit 35.3)

35.20       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Situs Holdings, LLC, as Special Servicer of the Tysons Corner Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 11755 Wilshire Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23      Trimont LLC, as Primary Servicer of the 11755 Wilshire Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24       K-Star Asset Management LLC, as Special Servicer of the 11755 Wilshire Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Western Digital Milpitas Campus Mortgage Loan (see Exhibit 35.5)

35.26       3650 REIT Loan Servicing LLC, as Special Servicer of the Western Digital Milpitas Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staten Island Mall Mortgage Loan (see Exhibit 35.5)

35.28       3650 REIT Loan Servicing LLC, as Special Servicer of the Staten Island Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 35.5)

35.30       LNR Partners, LLC, as Special Servicer of the Casa Cipriani Mortgage Loan (see Exhibit 35.3)

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

Date: March 16, 2026